Form 10-Q
period 2022-04-30
GPL Holdings, Inc.
filed 2022-06-17
CIK 1883083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

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

As of June 17, 2022, there were 176,285,321 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

GPL Holdings, Inc.

Balance Sheet

	April 30, 2022 Unaudited	July 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to the Company – related party	$45,994	$960
Accrued Expenses	-	4,450

TOTAL LIABILITIES	$45,994	$5,410

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of April 30, 2022 and July 31, 2021)	-	-
Common stock ($.001 par value, 200,000,000 shares authorized, 0 issued and outstanding as of April 30, 2022 and July 31, 2021)	-	-

Accumulated deficit	(45,994)	(5,410)
Total Stockholders’ Equity (Deficit)	(45,994)	(5,410)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2022	Nine Months Ended April 30, 2022

Operating expenses

General and administrative expenses	$3,675	$40,584
Total operating expenses	3,675	40,584

Net income/ loss	$(3,675)	$(40,584)

Basic and Diluted net loss per common share	$-	$-

Weighted average number of common shares outstanding - Basic and Diluted	-	-

The accompanying notes are an integral part of these unaudited financial statements.

 GPL Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2021 (Inception) to April 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	$-	$(5,410)	$(5,410)
Net loss	-	-	-	(8,872)	(8,872)
Balances, October 31, 2021	-	$-	$-	$(14,282)	$(14,282)
Net loss	-	-	-	(28,037)	$(28,037)
Balances, January 31, 2022	-	-	-	(42,319)	$(42,319)
Net loss	-	-	-	(3,675)	$(3,675)
Balances, April 30, 2022	-	-	-	$(45,994)	$(45,994)

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Cash Flows

(Unaudited)

For the Nine Months Ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,584)
Changes in current assets and liabilities:
Accrued expenses	(4,450)
Net cash used in operating activities	(45,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to the Company – related party	$45,034
Net cash used in financing activities	45,034

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

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

Notes to Unaudited Financial Statements

Note 1 - Organization and Description of Business

GPL Holdings, Inc. (we, us, our, or the "Company") was incorporated by Sylvester Lee Crawford on July 30, 2021 in the State of Nevada.

On July 30, 2021, Sylvester Lee Crawford was appointed Chief Executive Officer, Chief Financial Officer, and Director of GPL Holdings, Inc.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of April 30, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of April 30, 2022 and July 31, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2022.

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

The Company does not have any potentially dilutive instruments as of April 30, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2022.

The Company’s stock-based compensation for the period ended April 30, 2022 was $0.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2022, the Company has incurred a net loss of approximately $45,994 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $9,659 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of April 30, 2022 and July 31, 2021.

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.001. There were no shares of common stock issued and outstanding as of April 30, 2022 and July 31, 2021.

Note 7 - Related-Party Transactions

Loan to the Company

During the period ended April 30, 2022, our sole director, Lee Crawford, paid expenses on behalf of the Company totaling $45,034. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured, and payable on demand.

During the period ended July 31, 2021, our sole director, Lee Crawford, paid expenses on behalf of the Company totaling $960. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured, and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended April 30, 2022 and has found that there was nothing material to disclose except for the following:

On May 23, 2022, the Company transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with Benchmark Energy Corporation.

The constituent corporations in the Reorganization were Benchmark Energy Corporation (“BMRK”), the Company and GPL Merger Sub, Inc. (“Merger Sub”). Our director is and was the sole director/officer of each constituent corporation in the Reorganization.

Pursuant to the reorganization, the Company issued 1,000 common shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to the Company immediately prior to the Reorganization. Immediately prior to the merger, the Company was a wholly owned direct subsidiary of BMRK and Merger Sub was a wholly owned and direct subsidiary of the Company. The legal effective date of the Reorganization was May 23, 2022 (the “Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor was the surviving corporation. Each share of Predecessor common stock (BMRK) issued and outstanding immediately prior to the Effective Time shall be (and subsequently was) converted into one validly issued, fully paid and non-assessable share of Successor common stock.

 Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of Successor is GPL Holdings, LLC, a Nevada limited liability company. Sylvester L. Crawford, our sole director is the sole member of GPL Holdings, LLC and is therefore deemed to be the indirect and beneficial holder of a total of 150,000,000 shares of Common Stock of the Company representing approximately 85.81% voting control of the Company. Mr. Crawford is the same officer/director of the Predecessor and Merger Sub. Yantis Family Trust owns 5.673 % voting control. There are no other shareholders not already disclosed or any officer/director holding at least 5% of the outstanding voting shares of the Company. Currently, there are approximately 176,285,321 shares of Common Stock issued and outstanding of the issuer.

On May 23, 2022, after the completion of the Holding Company Reorganization, we cancelled all of the stock we held in resulting in Benchmark Energy Corporation as a stand-alone company. Pursuant to the holding company merger agreement and effects of merger, all of the assets and liabilities, if any, remain with Benchmark Energy Corporation after the Reorganization. Mr. Sylvester Crawford, the Director of Benchmark Energy Corporation, did not discover any assets of BMRK from the time he was appointed Director until the completion of the Reorganization and subsequent separation of BMRK as a stand-alone company.

The Company believes that the Reorganization, deemed effective on May 23, 2022, was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of NRS 92A.180 did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.”

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

On July 30, 2021, Sylvester Crawford was appointed Chief Executive Officer, Chief Financial Officer, and Director of GPL Holdings, Inc.

On May 23, 2022, the Company transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with Benchmark Energy Corporation.

As of April 30, 2022, the Company had not yet commenced any operations.

The Company has elected July 31st as its year end.

Liquidity and Capital Resources

Our cash balance is $0 as of April 30, 2022.

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

The Company’s sole officer and director, Sylvester Crawford, paid expenses on behalf of the company totaling $3,675 for the three months ended April 30, 2022. These payments are considered as a loan to the Company which is non-interest-bearing, unsecured and payable on demand.

Net Loss

We recorded a net loss of $3,675 for the three months ended April 30, 2022.

Cash flow

For the nine months ended April 30, 2022, we had net cash in used in financing activities in the amount of $45,034. The amount is attributed entirely to a loan provided to the company by related party, Sylvester Crawford.

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

As of April 30, 2022, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended April 30, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G/A, as filed with the SEC on December 6, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GPL Holdings, Inc.

(Registrant)

By: /s/ Sylvester Crawford

Name: Sylvester Crawford

Chief Executive Officer and Chief Financial Officer

Dated: June 17, 2022