Form 10-Q
period 2022-10-31
GPL Holdings, Inc.
filed 2023-01-26
CIK 1883083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2022

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

As of January 26, 2023, there were 176,285,321 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

GPL Holdings, Inc.

Balance Sheet

	October 31, 2022 (Unaudited)	July 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to the Company - related party	$75,416	$50,021

TOTAL LIABILITIES	$75,416	$50,021

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of October 31, 2022 and July 31, 2022)	-	-
Common stock ($.001 par value, 480,000,000 shares authorized, 0 issued and outstanding as of October 31, 2022 and July 31, 2022)	176,285	176,285

Additional paid-in capital	(176,285)	(176,285)
Accumulated deficit	(75,416)	(50,021)
Total Stockholders’ Equity (Deficit)	(75,416)	(50,021)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021

Operating expenses

General and administrative expenses	$25,395	$8,872
Total operating expenses	25,395	8,872

Net income/ loss	$(25,395)	$(8,872)

Basic and Diluted net loss per common share	$(0.00)	$-

Weighted average number of common shares outstanding - Basic and Diluted	176,285,321	-

The accompanying notes are an integral part of these unaudited financial statements.

 GPL Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2022 to October 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2022	176,285,321	$176,285	$(176,285)	$(50,021)	$(50,021)
Net loss	-	-	-	(25,385)	(25,395)
Balances, October 31, 2022	176,285,321	$176,285	$(176,285)	$(75,416)	$(75,416)

GPL Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2021 to October 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	$-	$(5,410)	$(5,410)
Net loss	-	-	-	(8,872)	(8,872)
Balances, October 31, 2021	-	$-	$-	$(14,282)	$(14,282)

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended October 31, 2022	For the Three Months Ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,395)	$(8,872)
Changes in current assets and liabilities:
Accrued expenses	-	(3,650)
Net cash used in operating activities	(25,395)	(12,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to the Company - related party	$25,395	$12,522
Net cash used in financing activities	25,395	12,522

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

On May 26, 2022, GPL Holdings, Inc. was issued a CUSIP number by CUSIP Global Services of 3621MX103. The announcement of our corporate action and release of our ticker symbol “GPLL” was posted on the FINRA Daily List on October 21, 2022. As a result of the aforementioned Reorganization and FINRA’S subsequent completion of their review, GPL Holdings, Inc. began a quoted market in its common stock on October 24, 2022 under the ticker symbol “GPLL” as listed by the OTC Markets Group.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

As of October 31, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of October 31, 2022 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2022.

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

The Company does not have any potentially dilutive instruments as of October 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2022.

The Company’s stock-based compensation for the periods ended October 31, 2022 and October 31, 2021 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2022, the Company has incurred a net loss of approximately $75,416 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $15,837 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of October 31, 2022 and July 31, 2022.

Common Stock

The authorized common stock of the Company consists of 480,000,000 shares with a par value of $0.001. There were 176,285,321 shares of common stock issued and outstanding as of October 31, 2022 and July 31, 2022.

Note 7 - Related-Party Transactions

Loan to the Company

During the period ended October 31, 2022, our sole director, Sylvester Lee Crawford, paid expenses on behalf of the Company totaling $25,395. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured, and payable on demand.

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

None.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The controlling shareholder of Successor is GPL Holdings, LLC, a Wyoming limited liability company. Sylvester L. Crawford, our sole director, is the sole member of GPL Holdings, LLC and is therefore deemed to be the indirect and beneficial holder of a total of 150,000,000 shares of Common Stock of the Company representing approximately 85.09% voting control of the Company. Mr. Crawford is the same officer/director of the Predecessor and Merger Sub. Yantis Family Trust owns approximately 5.67% voting control. There are no other shareholders not already disclosed or any officer/director holding at least 5% of the outstanding voting shares of the Company. Currently, there are 176,285,321 shares of Common Stock issued and outstanding of the issuer.

On May 26, 2022, GPL Holdings, Inc. was issued a CUSIP number by CUSIP Global Services of 3621MX103. The announcement of our corporate action and release of our ticker symbol “GPLL” was posted on the FINRA Daily List on October 21, 2022. As a result of the aforementioned Reorganization and FINRA’S subsequent completion of their review, GPL Holdings, Inc. began a quoted market in its common stock on October 24, 2022 under the ticker symbol “GPLL” as listed by the OTC Markets Group.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The analysis of new business opportunities will be undertaken by, or under the supervision of, Sylvester Lee Crawford, the sole officer and director of the Company. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

Liquidity and Capital Resources

Our cash balance is $0 as of October 31, 2022.

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

During the period ended October 31, 2022, our sole director, Sylvester Lee Crawford, paid expenses on behalf of the Company totaling $25,395. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured, and payable on demand.

Net Loss

We recorded a net loss of $25,395 for the three months ended October 31, 2022.

Cash flow

For the three months ended October 31, 2022, we had net cash in used in financing activities in the amount of $25,395. The amount is attributed entirely to a loan provided to the company by related party, Sylvester Crawford.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including Sylvester Crawford, our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, Sylvester Crawford, who also serves as our our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer, Sylvester Crawford, who also serves as our Chief Financial Officer in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended October 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: January 26, 2023