Form 10-Q
period 2023-04-30
GPL Holdings, Inc.
filed 2023-06-20
CIK 1883083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56350

GPL Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-1676798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sylvester Crawford 433 Estudillo Avenue, Suite 206 San Leandro, CA	94577
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 20, 2023, there were 176,285,321 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

GPL Holdings, Inc.

Balance Sheet

	April 30, 2023 (Unaudited)	July 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$806	$-
Total Current Assets	806	-
TOTAL ASSETS	$806	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to the Company - related party	$92,778	$50,021

TOTAL LIABILITIES	$92,778	$50,021

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of April 30, 2023 and July 31, 2022)	-	-
Common stock ($.001 par value, 480,000,000 shares authorized, 176,285,321 issued and outstanding as of April 30, 2023 and July 31, 2022)	176,285	176,285

Additional paid-in capital	(176,285)	(176,285)
Accumulated deficit	(91,972)	(50,021)
Total Stockholders’ Equity (Deficit)	(91,972)	(50,021)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$806	$-

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022	Nine Months Ended April 30, 2023	Nine Months Ended April 30, 2022

Operating expenses

General and administrative expenses	$12,144	$3,675	$41,951	$40,584
Total operating expenses	12,144	3,675	41,951	40,584

Net income/ loss	$(12,144)	$(3,675)	$(41,951)	$(40,584)

Basic and Diluted net loss per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of common shares outstanding - Basic and Diluted	176,285,321	-	176,285,321	-

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2022 to April 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2022	176,285,321	$176,285	$(176,285)	$(50,021)	$(50,021)
Net loss	-	-	-	(25,385)	(25,385)
Balances, October 31, 2022	176,285,321	$176,285	$(176,285)	$(75,416)	$(75,416)
Net loss	-	-	-	(4,412)	(4,412)
Balances, January 31, 2023	176,285,321	$176,285	$(176,285)	$(79,828)	$(79,828)
Net loss	-	-	-	(12,144)	(12,144)
Balances, April 30, 2023	176,285,321	$176,285	$(176,285)	$(91,972)	$(91,972)

GPL Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2021 to April 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	$-	$(5,410)	$(5,410)
Net loss	-	-	-	(8,872)	(8,872)
Balances, October 31, 2021	-	$-	$-	$(14,282)	$(14,282)
Net loss	-	-	-	(28,037)	(28,037)
Balances, January 31, 2022	-	$-	$-	$(42,319)	$(42,319)
Net loss	-	-	-	(3,675)	(3,675)
Balances, April 30, 2022	-	$-	$-	$(45,994)	$(45,994)

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30, 2023	For the Nine Months Ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,951)	$(40,584)
Changes in current assets and liabilities:
Accrued expenses	-	(4,450)
Net cash used in operating activities	(41,951)	(45,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to the Company - related party	$42,757	$45,034
Net cash used in financing activities	42,757	45,034

Net change in cash	$806	$-
Beginning cash balance	-	-
Ending cash balance	$806	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The controlling shareholder of Successor was GPL Holdings, LLC, a Wyoming limited liability company. Sylvester L. Crawford, our sole director, is the sole member of GPL Holdings, LLC and was therefore deemed to be the indirect and beneficial holder of a total of 150,000,000 shares of Common Stock of the Company representing, at the time, approximately 85.09% voting control of the Company. Mr. Crawford is the same officer/director of the Predecessor and Merger Sub. Yantis Family Trust owns approximately 5.67% voting control. There are no other shareholders not already disclosed or any officer/director holding at least 5% of the outstanding voting shares of the Company. Currently, there are 176,285,321 shares of Common Stock issued and outstanding of the issuer.

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

As of April 30, 2023, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of April 30, 2023 and July 31, 2022 were $806 and $0 respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2023.

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

The Company does not have any potentially dilutive instruments as of April 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2023.

The Company’s stock-based compensation for the periods ended April 30, 2023 and April 30, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2023, the Company has incurred a net loss of approximately $91,972 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $19,314 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of April 30, 2023 and July 31, 2022.

Common Stock

The authorized common stock of the Company consists of 480,000,000 shares with a par value of $0.001. There were 176,285,321 shares of common stock issued and outstanding as of April 30, 2023 and July 31, 2022.

Note 7 - Related-Party Transactions

Loan to the Company

During the period ended April 30, 2023, our sole director, Lee Crawford, paid expenses on behalf of the Company totaling $29,807 and transferred cash totaling $15,450 to the Company. The $42,257 in total payments are considered as a loan to the Company which is noninterest-bearing, unsecured, and payable on demand.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The controlling shareholder of Successor was GPL Holdings, LLC, a Wyoming limited liability company. Sylvester L. Crawford, our sole director, is the sole member of GPL Holdings, LLC and was therefore deemed to be the indirect and beneficial holder of a total of 150,000,000 shares of Common Stock of the Company representing, at the time, approximately 85.09% voting control of the Company. Mr. Crawford is the same officer/director of the Predecessor and Merger Sub. Yantis Family Trust owns approximately 5.67% voting control. There are no other shareholders not already disclosed or any officer/director holding at least 5% of the outstanding voting shares of the Company. Currently, there are 176,285,321 shares of Common Stock issued and outstanding of the issuer.

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

Liquidity and Capital Resources

Our cash balance is $806 as of April 30, 2023.

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

During the period ended April 30, 2023, our sole director, Lee Crawford, paid expenses on behalf of the Company totaling $29,807 and transferred cash totaling $15,450 to the Company. The $42,257 in total payments are considered as a loan to the Company which is noninterest-bearing, unsecured, and payable on demand.

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

Net Loss

We recorded a net loss of $12,144 for the three months ended April 30, 2023 and $41,951 for the nine months ended April 30, 2023.

Cash flow

For the nine months ended April 30, 2023, we had net cash in used in financing activities in the amount of $42,757. The amount is attributed entirely to a loan provided to the company by related party, Sylvester Crawford.

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

As of April 30, 2023, we carried out an evaluation, under the supervision of our chief executive officer, Sylvester Crawford, who also serves as our our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: June 20, 2023