Form 10-K
period 2023-07-31
GPL Holdings, Inc.
filed 2024-03-18
CIK 1883083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED July 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56350

GPL Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-1676798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sylvester Lee Crawford 433 Estudillo Avenue, Suite 206 San Leandro, CA	94577
(Address of Principal Executive Offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.001	GPLL - OTC Markets	N/A

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

[  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[  ] Yes [X] No

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

[  ] Yes [X] No

As of January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $324,492 based on the closing price per share (or $0.15), of the registrant’s common stock as reported by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

226,889,221 shares of common stock, $0.001 par value, issued and outstanding as of March 18, 2024

0 shares of preferred stock, $0.001 par value, issued and outstanding as of March 18, 2024.

GPL Holdings, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended July 31, 2023 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” the “Registrant,” the “Company,” the “Issuer,” and “GPL Holdings” are synonymous with GPL Holdings, Inc., unless otherwise indicated.

PART I

Item 1. Business.

(a) Corporate History

GPL Holdings, Inc. (we, us, our, or the "Company") was incorporated by Sylvester Lee Crawford on July 30, 2021, in the State of Nevada.

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

The controlling shareholder of Successor was GPL Holdings, LLC, a Wyoming limited liability company. Sylvester L. Crawford, our sole officer and director, owns and controls GPL Holdings, LLC.

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

Given that the former business plan and objectives of BMRK and the present day business plan and objectives of GPL Holdings, Inc. substantially differ from one another, we conducted the corporate separation with BMRK immediately after the effective time of the Reorganization in order to avoid any shareholder confusion. The former business plan of BMRK under the leadership of its former directors, did not, in any way, represent the business plan of GPL Holdings, Inc. The result of corporate separation ameliorated shareholder confusion about our identity and/or corporate objectives. Furthermore, we wanted to continue trading in the OTC MarketPlace.

The corporate actions taken by the Company, including, but not limited to, the corporate structuring of the transactions, was deemed, in the discretion of our sole officer and director, to be for the benefit of the corporation and its shareholders. Former shareholders of BMRK are now the shareholders of GPL Holdings, Inc. Each and every shareholder of BMRK became a shareholder of GPL Holdings, Inc. with each share of capital stock of BMRK held by former BMRK shareholders becoming an equivalent amount of capital stock held in GPL Holdings, Inc. The former shareholders of BMRK now have the opportunity to benefit under our business plan and we have the opportunity to grow organically from our shareholder base and new leadership under our sole officer and director.

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

Merger

On August 7, 2023, GPL Holdings, Inc., a Nevada corporation (“GPLL”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Pharma Labs, Inc., a Delaware corporation (“Labs”), and GPL Merger Sub, Inc., (“Merger Sub”) a Delaware corporation and a wholly owned subsidiary of GPLL. Upon the terms and subject to the satisfaction of the conditions described in the Merger, Merger Sub was merged with and into Labs, with Labs surviving the merger as a wholly owned subsidiary of GPLL. The merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The effective time of the Merger was August 14, 2023, (“Effective Time”). The Merger Agreement was effected pursuant to Section 253 of the DGCL when Merger Sub filed a Certificate of Merger with the Secretary of State of the State of Delaware. Prior to the Effective Time and pursuant to Section 228 of the DGCL, and the bylaws of the Company, the Company received written consent by stockholders of the Company holding sufficient Company common stock to constitute the requisite stockholder approval.

As a result of the Merger, each share of Labs capital stock outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive an equivalent amount of common stock of GPLL upon surrender of the certificate or uncertificated Shares to Mountain Share Transfer, LLC, the Company’s transfer agent. The executed Merger Agreement is on file at 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577. A copy of the Merger Agreement will be furnished by GPLL on request, without cost to any stockholder of the constituent corporations. Notice of Merger and appraisal rights including shareholder consent agreement and Merger Agreement. were mailed to stockholders of Labs on August 15, 2023.

As a result of the aforementioned merger, GPL Holdings, Inc. adopted the business plan of its now wholly owned subsidiary, Global Pharma Labs, Inc. The Company is no longer deemed to be a shell company.

The Company is a biopharmaceutical company dedicated to developing new therapies and to providing low-cost quality healthcare products including prescription drugs, non- prescription drugs, medical supplies, dental supplies, medical equipment, and dental equipment.

(b) Business Summary

The Company is a biopharmaceutical company dedicated to developing new therapies and to providing low-cost quality healthcare products including prescription drugs, non- prescription drugs,  medical supplies, dental supplies, medical equipment, and dental equipment. Through the Company’s wholly owned subsidiary, Global Pharma Labs., Inc., we seek to complete clinical trials of our osteoarthritis therapy and will additionally seek patents for several new medication therapies, including new medication therapy for the following diseases:

    1. Onychomycosis

    2. Genital Herpes,  Cold Sores , Shingles

    3. Erectile Dysfunction

Present Plans

We intend to finalize and submit provisional patent applications to the U.S. Patent and Trademark Office (USPTO) for the foregoing maladies. Our goal is to secure funding to cover the expenses associated with patent legal work and to obtain a business license for our contractual business partner, Vitam Dandum Global Pharma Labs Limited, located in Zambia, Africa. This funding will support the distribution of our anticipated pharmaceutical products through this partnership.

Presently, we cannot predict the exact funding necessary to meet our financial objectives and sustain our business strategy, but we estimate it to be at least $500,000. Current available funding falls short of meeting our capital needs. We have relied on funding from our sole officer and director to cover operational costs. It's important to note that our sole officer and director, Mr. Crawford, is under no obligation to provide funding to the Company.

Agreement(s)

On November 22, 2016, our wholly owned subsidiary entered into a license agreement with our sole officer and director, Sylvester L. Crawford, in which we were granted an exclusive license to develop, manufacture, and commercialize Mr. Crawford’s patents and applications related to the development of “OA-sys,” a product candidate for osteoarthritis that is currently in the early stage of development.

On February 1, 2023, our wholly owned subsidiary entered into an agreement with Vitan Dandum Global Pharma Labs Limited (“VDGPL”), a company organized in the Republic of Zambia, Africa. VDGPL is controlled and majority owned by our sole officer and director, Sylvester Crawford, and minority owned by Silvester Mwanza., a citizen of Zambia. The Agreement contemplates the international sale of certain goods including medications, medical and dental supplies, raw materials, industrial supplies and manufactured goods. VDGPL plans to apply for a license in Zambia to engage in retail sale of pharmaceutical and other toilet articles. The Company agreed to pay VDGPL for licensing and office fees in Zambia until June 1, 2024. The total paid by the Company in 2023 was $32,000.

Patents

The status of Mr. Sylvester L. Crawford’s patents filed with the United States Patent and Trade Office (“USPTO”) as of the filing date of this Form 10-K, pursuant to our licensing agreement, are as follows:

US 11/296,575 Status-Expired-Lifetime

US 09/270,962 Status-Expired-Lifetime

CA 2502397 Status-Abandoned

US 09/510,704 Status-Expired-Fee Related

US 10/271,117 Status-Abandoned

US 10/896,612 Status-Expired-Fee Related

US 11/096,260 Status-Expired-Fee Related

Currently, OA-sys is in the preclinical stage of development and is not FDA approved at this time.

Patent Applications US 11/296,575 and US 09/270,962 no longer have any patent protection and cannot be revived. The result of which may be anyone can infringe, copy and utilize for commercial use or otherwise. Patent Nos. CA 2502397 and US 10/271,117 may be revived at the discretion of the USPTO. Patent Nos. US 09/510,704, US 10/896,612 and US 11/096,260 may be reinstated in to good standing with the USPTO at the discretion of the USPTO. However, there is no guarantee the USPTO will allow any of the abandoned and expired patents to be revived or reinstated. In addition, any other person or entity can now attempt to legally infringe on any of our patents. The result could force us into patent litigation to protect our licensing rights or otherwise into bankruptcy. Management plans to revive and reinstate if it can the abandoned/expired patents with the USPTO.

Future Plans

We plan to apply for retail pharmacy and wholesale pharmacy license in the state of California in 2024. In order to implement our plan of operations for the next twelve-month period, we believe that we require a minimum of $500,000. Our sole officer and director, Sylvester Crawford has informally agreed to provide paid in capital or loans to fund operations. There is no written agreement between Mr. Crawford and the Company relating to funding of our operations. We require at least $500,000 to further our business plan in 2024. However, we do not have the funding at this time to carry out any of these goals. We intend to file a Regulation CF or Regulation A offering statement in 2024 to pursue our funding objectives. It's important to note that the success of these offerings is not guaranteed, and there's a possibility that we may not raise any capital even if we conduct them. If we are unable to obtain the funding needed to fulfill our business objectives, we may need to scale back, or cease operations entirely. We may also need to explore other forms of financing depending on our capital needs.

Marketing and Sales

We currently have limited experience in marketing or selling pharmaceutical products. To market any of our products independently would require us to develop a sales force with technical expertise along with establishing commercial infrastructure and capabilities.

Employees

As of August 31, 2023, we have one scientific advisor, Ernest L. Bonner Jr., who is considered an employee of the Company.

Currently, our employee has the flexibility to work with no minimum set hours per week, but informally has agreed to devote more time if necessary. Our officers and directors may be considered employees of the Company but they are not compensated for their services at this time.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and director.

Government Regulations

Clinical trials, the pharmaceutical approval process, and the marketing of pharmaceutical products, are intensively regulated in the U.S. and in all major foreign countries. Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture, distribution, marketing and sale of our proposed products and in our ongoing research and product development activities. All of our products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

In the United States, various federal and state statutes and regulation also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping of human therapeutic products and their marketing. Recent federal legislation imposes additional obligations on pharmaceutical manufacturers regarding product tracking and tracing. In addition, federal and state healthcare laws restrict business practices in the pharmaceutical industry. These laws include, without limitation, federal and state fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

● The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. For these purposes, the term “remuneration” has been broadly interpreted to include anything of value.

● Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed.

● The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our products are sold in a foreign country, we may be subject to similar foreign laws.

● HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, requires certain types of individuals and entities to abide by standards relating to the privacy and security of individually identifiable health information, including the adoption of administrative, physical and technical safeguards to protect such information. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

● The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

● There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, beginning in 2013, a similar federal law requires manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

Failure to comply with these laws, where applicable, can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Competition

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from biotechnology and pharmaceutical companies, research institutions, government agencies and academic institutions. Competition may also arise from, among other things:

●	other drug development technologies;

●	methods of preventing or reducing the incidence of disease, including vaccines; and

●	new small molecule or other classes of therapeutic agents.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently neither rent nor own any properties. At this time our office space is provided to us rent free by our sole officer and director Mr. Sylvester L. Crawford. Our office space is located at 433 Estudillo Ave., Suite 206 San Leandro, CA 94577.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “GPLL”. Due to our delinquent SEC Reporting status, we have been demoted by the OTC Markets to the “Expert Market” tier of the OTC Markets under the same symbol. Following the filing of this Annual Report and our Quarterly Report for the period ending October 31, 2023, we believe we will be current with our SEC Reporting obligations and that we will resume quotation in the Pink Market.

Quotations in Expert Market securities are restricted from public viewing.

There is currently a limited trading market in the Company’s shares of common stock.

Set forth in the below table are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The below values are approximate.

Quarter Ended	High Bid	Low Bid
January 31, 2024	$0.0281	$0.01
October 31, 2023	$0.125	$0.026
July 31, 2023	$0.20	$0.0221
April 30, 2023	$0.25	$0.0006
January 31, 2023	$0.15	$0.0017
October 31, 2022	$0.0525	$0.05
July 31, 2022	$0.05	$0.05

1 We were a party to a corporate reorganization, legally effective as of May 23, 2022. Information regarding this reorganization is detailed herein on page 1. Prior to this reorganization, we have no information to report pursuant to the above table.

Holders

As of March 18, 2024, we have 226,889,221 shares of common stock, $0.001 par value, issued and outstanding and no shares of Preferred stock, $0.001 par value, issued and outstanding.

As of March 18, 2024, we have approximately 193 shareholders of record of our common stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a biopharmaceutical company dedicated to developing new therapies and to providing low-cost quality healthcare products including prescription drugs, non- prescription drugs,  medical supplies, dental supplies, medical equipment, and dental equipment. Through the Company’s wholly owned subsidiary, Global Pharma Labs., Inc., we seek to complete clinical trials of our osteoarthritis therapy and will additionally seek patents for several new medication therapies, including new medication therapy for the following diseases:

    1. Onychomycosis

    2. Genital Herpes,  Cold Sores , Shingles

    3. Erectile Dysfunction

Present Plans

We intend to finalize and submit provisional patent applications to the U.S. Patent and Trademark Office (USPTO) for the foregoing maladies. Our goal is to secure funding to cover the expenses associated with patent legal work and to obtain a business license for our contractual business partner, Vitam Dandum Global Pharma Labs Limited, located in Zambia, Africa. This funding will support the distribution of our anticipated pharmaceutical products through this partnership.

Presently, we cannot predict the exact funding necessary to meet our financial objectives and sustain our business strategy, but we estimate it to be at least $500,000. Current available funding falls short of meeting our capital needs. We have relied on funding from our sole officer and director to cover operational costs. It's important to note that our sole officer and director, Mr. Crawford, is under no obligation to provide funding to the Company.

The Company’s financial statements, included herein, are not consolidated as our wholly owned subsidiary was not a subsidiary of the Company until August 14, 2023.

Merger

On August 7, 2023, GPL Holdings, Inc., a Nevada corporation (“GPLL”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Pharma Labs, Inc., a Delaware corporation (“Labs”), and GPL Merger Sub, Inc., (“Merger Sub”) a Delaware corporation and a wholly owned subsidiary of GPLL. Upon the terms and subject to the satisfaction of the conditions described in the Merger, Merger Sub was merged with and into Labs, with Labs surviving the merger as a wholly owned subsidiary of GPLL. The merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The effective time of the Merger was August 14, 2023, (“Effective Time”). The Merger Agreement was effected pursuant to Section 253 of the DGCL when Merger Sub filed a Certificate of Merger with the Secretary of State of the State of Delaware. Prior to the Effective Time and pursuant to Section 228 of the DGCL, and the bylaws of the Company, the Company received written consent by stockholders of the Company holding sufficient Company common stock to constitute the requisite stockholder approval.

As a result of the Merger, each share of Labs capital stock outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive an equivalent amount of common stock of GPLL upon surrender of the certificate or uncertificated Shares to Mountain Share Transfer, LLC, the Company’s transfer agent. The executed Merger Agreement is on file at 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577. A copy of the Merger Agreement will be furnished by GPLL on request, without cost to any stockholder of the constituent corporations. Notice of Merger and appraisal rights including shareholder consent agreement and Merger Agreement. were mailed to stockholders of Labs on August 15, 2023.

As a result of the aforementioned merger, GPL Holdings, Inc. adopted the business plan of its now wholly owned subsidiary, Global Pharma Labs, Inc. The Company is no longer deemed to be a shell company.

Cash

As of July 31, 2023, and July 31, 2022, we have cash of $10,014, and $0, respectively. Our cash balance is not sufficient to fund our business operations. Our Total assets as of July 31, 2023 comprised entirely of cash.

Presently, we cannot predict the exact funding necessary to meet our financial objectives and sustain our business strategy, but we estimate it to be at least $500,000. Current available funding falls short of meeting our capital needs. We have relied on funding from our sole officer and director to cover operational costs. It's important to note that our sole officer and director, Mr. Crawford, is under no obligation to provide funding to the Company.

Net Loss

For the year ended July 31, 2023 we had a net loss of $62,743. For the year ended July 31, 2022, we had a net loss of $44,611. For the year ended July 31, 2023 and 2022 our net loss was attributed entirely to general and administrative expenses which made up all of our operating expenses.

Liabilities

As of July 31, 2023, and July 31, 2022 we had total liabilities of $122,778, and $50,021, respectively.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2023, and July 31, 2022, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2023 and July 31, 2022.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPL Holdings, Inc. as of July 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 18, 2024

- F2 -

GPL Holdings, Inc.

Balance Sheet

	July 31, 2023	July 31, 2022

Cash	10,014	-
TOTAL ASSETS	$10,014	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to the Company - related party	$122,778	$50,021

TOTAL LIABILITIES	$122,778	$50,021

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2023 and July 31, 2022)	-	-

Common stock ($.001 par value, 480,000,000 shares authorized, 176,285,321 issued and outstanding as of July 31, 2023 and July 31, 2022)	176,285	176,285
Additional paid-in capital	(176,285)	(176,285)
Accumulated deficit	(112,764)	(50,021)
Total Stockholders’ Equity (Deficit)	(112,764)	(50,021)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$10,014	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

GPL Holdings, Inc.

Statement of Operations

	For the Year Ended July 31, 2023	For the Year Ended July 31, 2022

Operating expenses

General and administrative expenses	$62,743	$44,611
Total operating expenses	62,743	44,611

Net loss	$(62,743)	$(44,611)

Basic and Diluted net loss per common share	$(0.00)	$-
Weighted average number of common shares outstanding - Basic and Diluted	176,285,321	-

The accompanying notes are an integral part of these audited financial statements.

- F4 -

GPL Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2021 to July 31, 2023

(Audited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	$-	$(5,410)	$(5,410)
Common shares issued in reorganization	176,285,321	176,285	(176,285)	-	-
Net loss	-	-	-	(44,611)	(44,611)
Balances, July 31, 2022	176,285,321	$176,285	$(176,285)	$(50,021)	$(50,021)
Net loss	-	-	-	(62,743)	(62,743)
Balances, July 31, 2023	176,285,321	$176,285	$(176,285)	$(112,764)	$(112,764)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

GPL Holdings, Inc.

Statement of Cash Flows

	For the Year Ended July 31, 2023	For the Year Ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,743)	$(44,611)
Changes in current assets and liabilities:
Accrued expenses	-	(4,450)
Net cash used in operating activities	(62,743)	(49,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to the company - related party	$72,757	$45,034
Net cash provided by financing activities	72,757	45,034

Net change in cash	$10,014	$-
Beginning cash balance	-	-
Ending cash balance	$10,014	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The controlling shareholder of Successor was GPL Holdings, LLC, a Wyoming limited liability company. Sylvester L. Crawford, our sole officer and director, owns and controls GPL Holdings, LLC.

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

Given that the former business plan and objectives of BMRK and the present day business plan and objectives of GPL Holdings, Inc. substantially differ from one another, we conducted the corporate separation with BMRK immediately after the effective time of the Reorganization in order to avoid any shareholder confusion. The former business plan of BMRK under the leadership of its former directors, did not, in any way, represent the business plan of GPL Holdings, Inc. The result of corporate separation ameliorated shareholder confusion about our identity and/or corporate objectives. Furthermore, we wanted to continue trading in the OTC MarketPlace.

The corporate actions taken by the Company, including, but not limited to, the corporate structuring of the transactions, was deemed, in the discretion of our sole officer and director, to be for the benefit of the corporation and its shareholders. Former shareholders of BMRK are now the shareholders of GPL Holdings, Inc. Each and every shareholder of BMRK became a shareholder of GPL Holdings, Inc. with each share of capital stock of BMRK held by former BMRK shareholders becoming an equivalent amount of capital stock held in GPL Holdings, Inc. The former shareholders of BMRK now have the opportunity to benefit under our business plan and we have the opportunity to grow organically from our shareholder base and new leadership under our sole officer and director.

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

Merger

On August 7, 2023, GPL Holdings, Inc., a Nevada corporation (“GPLL”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Pharma Labs, Inc., a Delaware corporation (“Labs”), and GPL Merger Sub, Inc., (“Merger Sub”) a Delaware corporation and a wholly owned subsidiary of GPLL. Upon the terms and subject to the satisfaction of the conditions described in the Merger, Merger Sub was merged with and into Labs, with Labs surviving the merger as a wholly owned subsidiary of GPLL. The merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The effective time of the Merger was August 14, 2023, (“Effective Time”). The Merger Agreement was effected pursuant to Section 253 of the DGCL when Merger Sub filed a Certificate of Merger with the Secretary of State of the State of Delaware. Prior to the Effective Time and pursuant to Section 228 of the DGCL, and the bylaws of the Company, the Company received written consent by stockholders of the Company holding sufficient Company common stock to constitute the requisite stockholder approval.

As a result of the Merger, each share of Labs capital stock outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive an equivalent amount of common stock of GPLL upon surrender of the certificate or uncertificated Shares to Mountain Share Transfer, LLC, the Company’s transfer agent. The executed Merger Agreement is on file at 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577. A copy of the Merger Agreement will be furnished by GPLL on request, without cost to any stockholder of the constituent corporations. Notice of Merger and appraisal rights including shareholder consent agreement and Merger Agreement. were mailed to stockholders of Labs on August 15, 2023.

As a result of the aforementioned merger, GPL Holdings, Inc. adopted the business plan of its now wholly owned subsidiary, Global Pharma Labs, Inc. The Company is no longer deemed to be a shell company.

The Company is a biopharmaceutical company dedicated to developing new therapies and to providing low-cost quality healthcare products including prescription drugs, non- prescription drugs, medical supplies, dental supplies, medical equipment, and dental equipment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of July 31, 2023 and July 31, 2022 were $10,014 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2023.

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

The Company does not have any potentially dilutive instruments as of July 31, 2023, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of July 31, 2023.

The Company’s stock-based compensation for the periods ended July 31, 2023 and July 31, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2023, the Company has incurred a net loss of approximately $112,764 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $23,680 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2023, we have completed only three taxable fiscal years.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,

	2023	2022
Deferred tax asset, generated from net operating loss	$23,680	$10,504
Valuation allowance	(23,680)	(10,504)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of July 31, 2023 and July 31, 2022.

Common Stock

The authorized common stock of the Company consists of 480,000,000 shares with a par value of $0.001. There were 176,285,321 shares of common stock issued and outstanding as of July 31, 2023 and July 31, 2022.

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

Office Space

From time to time we utilize office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Merger

On August 7, 2023, GPL Holdings, Inc., a Nevada corporation (“GPLL”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Pharma Labs, Inc., a Delaware corporation (“Labs”), and GPL Merger Sub, Inc., (“Merger Sub”) a Delaware corporation and a wholly owned subsidiary of GPLL. Upon the terms and subject to the satisfaction of the conditions described in the Merger, Merger Sub was merged with and into Labs, with Labs surviving the merger as a wholly owned subsidiary of GPLL. The merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The effective time of the Merger was August 14, 2023, (“Effective Time”). The Merger Agreement was effected pursuant to Section 253 of the DGCL when Merger Sub filed a Certificate of Merger with the Secretary of State of the State of Delaware. Prior to the Effective Time and pursuant to Section 228 of the DGCL, and the bylaws of the Company, the Company received written consent by stockholders of the Company holding sufficient Company common stock to constitute the requisite stockholder approval.

As a result of the Merger, each share of Labs capital stock outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive an equivalent amount of common stock of GPLL upon surrender of the certificate or uncertificated Shares to Mountain Share Transfer, LLC, the Company’s transfer agent. The executed Merger Agreement is on file at 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577. A copy of the Merger Agreement will be furnished by GPLL on request, without cost to any stockholder of the constituent corporations. Notice of Merger and appraisal rights including shareholder consent agreement and Merger Agreement. were mailed to stockholders of Labs on August 15, 2023.

As a result of the aforementioned merger, GPL Holdings, Inc. adopted the business plan of its now wholly owned subsidiary, Global Pharma Labs, Inc. The Company is no longer deemed to be a shell company.

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

As of July 31, 2023, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Crawford, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Crawford concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of July 31, 2023 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of July 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Sylvester Lee Crawford	86	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, and Director

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

Mr. Crawford is also a director and majority shareholder of Vitan Dandum Global Pharma Labs Limited, (“VDGPL”) , a Zambia corporation. His duties are advisory whereas Mr. Crawford consults Silvester Mwanza, also a director of VDGPL in connection with a licensing application by VDGPL for retail sale of pharmaceutical and medical goods, cosmetic and toilet articles in specialized stores.

Mr. Crawford devotes approximately 50% of his time to the operations of Global Pharma Labs, Inc., with his current duties at Medical Services, Inc. Mr. Crawford’s experience leading Companies within the healthcare industry has led the board of directors to appoint him to the positions of President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.

Officers and Directors of our wholly owned subsidiary, Global Pharma Labs, Inc., are as follows:

Name	Age	Position(s)

Sylvester Lee Crawford	86	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, Treasurer, Director
Kuo Liang Yang	77	Chief Medical Officer, Director

*Biographical information for Mr. Sylvester Lee Crawford can be found above.

Kuo Liang Yang - Chief Medical Officer, Director

Mr. Yang graduated from Fu Jen Catholic University with a Bachelor of Science in Biology in 1970, and he graduated from the University of Utah School of Pharmacy in 1976. From 1987 to 2010, Mr. Yang owned and operated Fruitvale Medical Center Pharmacy. Mr. Yang worked part-time as a staff pharmacist at Kaiser Hospital from 2006 until September 2016.

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

Nomination of Directors

As of March 18, 2024, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors, comprised solely of Mr. Crawford, believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Report any failure to file reports by such dates during fiscal year 2023. During the fiscal year ended July 31, 2023, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent (10%) beneficial owners listed in the table below:

NAME	NUMBER OF LATE REPORTS	DESCRIPTION OF DELINQUENT SECTION 16(a) REPORTS NOT YET FILED

GPL Holdings, LLC and Sylvester Lee Crawford	2	Form 3, Form 4
LMCR Irrevocable Trust	1	Form 3
Ernest L. Bonner Jr.	1	Form 3
BGT Irrevocable Trust	1	Form 3
DBT Irrevocable Trust	1	Form 3

Family Relationships

We have only one officer and director, Mr. Sylvester Lee Crawford. As such, this is not applicable.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director. As mentioned throughout we have only one officer and director, Mr. Crawford.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended July 31, 2023 and or July 31, 2022; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2023 and or July 31, 2022; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended July 31, 2023 and or July 31, 2022.

Name and principal position	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sylvester Lee Crawford, CEO, CFO, and Director	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended July 31, 2023 and July 31, 2022.

Potential Payments Upon Termination or Change-of-Control

None of our named executive officers are entitled to any payments upon termination or change-of-control. Currently, we have only one officer and director, Mr. Sylvester Lee Crawford.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our director(s) or executive officer(s).

Employment Agreements

We have no employment agreement(s) with our sole officer and director.

Compensation of Directors

We did not pay our sole officer and director, Sylvester Lee Crawford, any compensation during the fiscal year ended July 31, 2023 and 2022, whether in his capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2024, the number of shares of common stock owned of record and beneficially by (i) each of our current director(s), (ii) each of our named executive officer(s), (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address	Amount and Nature of Beneficial Ownership (Common Stock) (1)	Approximate Percentage of Class (1)

Officers and Directors
Sylvester Lee Crawford (2) 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577	110,466,666 (3)	48.69%
5% or Greater Shareholders
LCMR Irrevocable Trust (4) 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577	67,000,000	29.53%
GPL Holdings, LLC (5) 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577	43,466,666	19.16%
BGT Irrevocable Trust (6) 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577	31,000,000	13.67%
DBT Irrevocable Trust (7) 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577	25,500,000	11.24%
Kuo Lian Yang (8) 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577	17,000,000	7.49%
_________________________________________

(1) Applicable percentage of ownership is based on 226,889,221 shares of common stock outstanding as of March 18, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of March 18, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(2) Sylvester Lee Crawford serves as Chief Executive Officer, Chief Financial Officer, and Director of the Company.

(3) Consists of a total of 116,666,666 shares of our common stock held collectively by LCMR Irrevocable Trust and GPL Holdings, LLC, both of which are entities over which Mr. Crawford has dispositive and voting authority.

(4) LCMR Irrevocable Trust has the following beneficiaries: Sylvester Lee Crawford and Maria Ramos.

(5) Sylvester Lee Crawford is the sole member of GPL Holdings, LLC. Mr. Crawford has complete dispositive and voting authority of GPL Holdings, LLC.

(6) BGT Irrevocable Trust has the following beneficiaries: Rosalind Tate, Brandy Tate, Valerie Arroyo, Ernest L Bonner III, Kacey  Bonner, Jenaye Bonner, Garrett Bonner, Austen Bonner, Issue of Joseph Gaffney, and Eric Miles.

(7) DBT Irrevocable Trust has the following beneficiaries: Rosalind Tate, Helena Tillar, Ernest Bonner III, and Jenaye Bonner.

(8) Mr. Kuo Lian Yang is Chief Medical Officer and Director of our wholly owned subsidiary, Global Pharma Labs, Inc., a Delaware corporation.

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

Office Space

From time to time we utilize office space and equipment of our management at no cost.

Merger

The following transaction occurred under common control:

On August 7, 2023, GPL Holdings, Inc., a Nevada corporation (“GPLL”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Pharma Labs, Inc., a Delaware corporation (“Labs”), and GPL Merger Sub, Inc., (“Merger Sub”) a Delaware corporation and a wholly owned subsidiary of GPLL. Upon the terms and subject to the satisfaction of the conditions described in the Merger, Merger Sub was merged with and into Labs, with Labs surviving the merger as a wholly owned subsidiary of GPLL. The merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The effective time of the Merger was August 14, 2023, (“Effective Time”). The Merger Agreement was effected pursuant to Section 253 of the DGCL when Merger Sub filed a Certificate of Merger with the Secretary of State of the State of Delaware. Prior to the Effective Time and pursuant to Section 228 of the DGCL, and the bylaws of the Company, the Company received written consent by stockholders of the Company holding sufficient Company common stock to constitute the requisite stockholder approval.

As a result of the Merger, each share of Labs capital stock outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive an equivalent amount of common stock of GPLL upon surrender of the certificate or uncertificated Shares to Mountain Share Transfer, LLC, the Company’s transfer agent. The executed Merger Agreement is on file at 433 Estudillo Avenue, Suite 206, San Leandro, CA 94577. A copy of the Merger Agreement will be furnished by GPLL on request, without cost to any stockholder of the constituent corporations. Notice of Merger and appraisal rights including shareholder consent agreement and Merger Agreement. were mailed to stockholders of Labs on August 15, 2023.

As a result of the aforementioned merger, GPL Holdings, Inc. adopted the business plan of its now wholly owned subsidiary, Global Pharma Labs, Inc. The Company is no longer deemed to be a shell company.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended July 31, 2023, and July 31, 2022, respectively.

		2023	2022
Audit and review fees	BF Borgers CPA PC	$8,350	$13,150
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$8,350	$13,150

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. These values are approximations. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. These are also approximations.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

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

Dated: March 18, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Sylvester Crawford

Name: Sylvester Crawford

Chief Executive Officer and Chief Financial Officer

Dated: March 18, 2024