Form 10-Q
period 2023-10-31
GPL Holdings, Inc.
filed 2024-04-26
CIK 1883083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2023

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

 [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 26, 2024, there were 226,889,221 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

GPL Holdings, Inc.

Balance Sheet

	October 31, 2023 (Unaudited)	July 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$9,133	$10,014
Prepaid Expense	1,645	-
Total Current Assets	10,778	10,014
TOTAL ASSETS	$10,778	$10,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to the Company - related party	$141,778	$122,778

TOTAL LIABILITIES	$141,778	$122,778

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of October 31, 2023 and July 31, 2023)	-	-
Common stock ($.001 par value, 480,000,000 shares authorized, 226,889,221 and 176,285,321 issued and outstanding as of October 31, 2023 and July 31, 2023, respectively)	226,889	176,285

Additional paid-in capital	(226,889)	(176,285)
Accumulated deficit	(131,000)	(112,764)
Total Stockholders’ Equity (Deficit)	(131,000)	(112,764)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$10,778	$10,014

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022

Operating expenses

General and administrative expenses	$18,236	$25,395
Total operating expenses	18,236	25,395

Net income/ loss	$(18,236	$(25,395)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	226,889,221	176,285,321

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2023 to October 31, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2023	176,285,321	$176,285	$(176,285)	$(112,764)	$(112,764)
Common shares issued in merger	50,603,000	50,604	(50,604)	-	-
Net loss	-	-	-	(18,236)	(18,236)
Balances, October 31, 2023	226,889,221	$226,889	$(226,889)	$(131,000)	$(131,000)

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

GPL Holdings, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended October 31, 2023	For the Three Months Ended October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,236)	$(25,395)
Changes in current assets and liabilities:
Prepaid expenses	(1,645)	-
Net cash used in operating activities	(19,881)	(25,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to the Company - related party	$19,000	$25,395
Net cash used in financing activities	19,000	25,395

Net change in cash	$(881)	$-
Beginning cash balance	10,014	-
Ending cash balance	$9,133	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GPL Holdings, Inc.

Notes to the Unaudited Financial Statements

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

On May 23, 2022, the Company, or “Successor”, transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with Benchmark Energy Corporation (“BMRK” or “Predecessor” ). The reason for the change in the nature of our business plan was due to the fact that our director, Mr. Crawford, believed it to be in the best interest of the Company to complete a holding company reorganization (“Reorganization”) with BMRK. The “Articles of Merger” pursuant to the Reorganization were filed on May 23, 2022 with the Nevada Secretary of State, with an equivalent effective date.

The constituent corporations in the Reorganization were Benchmark Energy Corporation (“BMRK” or “Predecessor”), the Company and GPL Merger Sub, Inc. (“Merger Sub”). Our director, Sylvester Crawford is and was the director/officer of each constituent corporation in the Reorganization.

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

The controlling shareholder of Successor was GPL Holdings, LLC, a Wyoming limited liability company. Sylvester L. Crawford, our director, owns and controls GPL Holdings, LLC.

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

The corporate actions taken by the Company, including, but not limited to, the corporate structuring of the transactions, was deemed, in the discretion of our director, Mr. Crawford, to be for the benefit of the corporation and its shareholders. Former shareholders of BMRK are now the shareholders of GPL Holdings, Inc. Each and every shareholder of BMRK became a shareholder of GPL Holdings, Inc. with each share of capital stock of BMRK held by former BMRK shareholders becoming an equivalent amount of capital stock held in GPL Holdings, Inc. The former shareholders of BMRK now have the opportunity to benefit under our business plan and we have the opportunity to grow organically from our shareholder base and new leadership under our officer and director Mr. Crawford.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of October 31, 2023 and July 31, 2023 were $9,133 and $10,014, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2023.

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

The Company does not have any potentially dilutive instruments as of October 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2023.

The Company’s stock-based compensation for the periods ended October 31, 2023 and October 31, 2022 was $0 for both periods.

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

We have no assets and or leases that we believe we will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2023, the Company has incurred a net loss of approximately $131,000 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $27,510 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2023, we have completed only three taxable fiscal years.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of October 31, 2023 and July 31, 2022.

Common Stock

The authorized common stock of the Company consists of 480,000,000 shares with a par value of $0.001. There were 226,889,221 and 176,285,321 shares of common stock issued and outstanding as of October 31, 2023, and July 31, 2023, respectively.

In August 2023, as a result of a merger, 50,603,900 shares of common stock were issued in exchange for common shares held by former shareholders of Global Pharma Labs, the Company’s wholly owned subsidiary (see Note 1).

Note 7 - Related-Party Transactions

Loan to the Company

During the period ended October 31, 2023, our director, Sylvester Crawford transferred cash totaling $19,000 to the Company. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

During the year ended July 31, 2023, our director, Sylvester Crawford, paid expenses on behalf of the Company totaling $29,807 and transferred cash totaling $42,950 to the Company. The $72,757 in total payments are considered as a loan to the Company which is noninterest-bearing, unsecured, and payable on demand.

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

Company Overview

The Company is a biopharmaceutical company dedicated to developing new therapies and to providing low-cost quality healthcare products including prescription drugs, non- prescription drugs,  medical supplies, dental supplies, medical equipment, and dental equipment. Through the Company’s wholly owned subsidiary, Global Pharma Labs., Inc., we seek to complete clinical trials of our osteoarthritis therapy and will additionally seek patents for several new medication therapies, including new medication therapy for the following diseases:

    1. Onychomycosis

    2. Genital Herpes,  Cold Sores , Shingles

    3. Erectile Dysfunction

Present Plans

We intend to finalize and submit provisional patent applications to the U.S. Patent and Trademark Office (USPTO) for the foregoing maladies. Our goal is to secure funding to cover the expenses associated with patent legal work and to obtain a business license for our contractual business partner, Vitam Dandum Global Pharma Labs Limited, located in Zambia, Africa. This funding will support the distribution of our anticipated pharmaceutical products through this partnership. Presently, we cannot predict the exact funding necessary to meet our financial objectives and sustain our business strategy, but we estimate it to be at least $500,000. Current available funding falls short of meeting our capital needs. We have relied on funding from Sylvester L. Crawford, our CEO and director to cover operational costs. It's important to note that our officer and director, Mr. Crawford, is under no obligation to provide funding to the Company.

Presently, we cannot predict the exact funding necessary to meet our financial objectives and sustain our business strategy, but we estimate it to be at least $500,000. Current available funding falls short of meeting our capital needs. We have relied on funding from Sylvester L. Crawford, our CEO and director to cover operational costs. It's important to note that our officer and director, Mr. Crawford, is under no obligation to provide funding to the Company.

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

As a result of the aforementioned merger, GPL Holdings, Inc. adopted the business plan of its now wholly owned subsidiary, Global Pharma Labs, Inc. The Company is no longer deemed to be a shell company. Global Pharma Labs, Inc. is an unconsolidated subsidiary of the Company.

Future Plans

We plan to apply for retail pharmacy and wholesale pharmacy license in the state of California in 2024. In order to implement our plan of operations for the next twelve-month period, we believe that we require a minimum of $500,000. Our officer and director, Sylvester Crawford has informally agreed to provide paid in capital or loans to fund operations. There is no written agreement between Mr. Crawford and the Company relating to funding of our operations. We require at least $500,000 to further our business plan in 2024. However, we do not have the funding at this time to carry out any of these goals. We intend to file a Regulation CF or Regulation A offering statement in 2024 to pursue our funding objectives. It's important to note that the success of these offerings is not guaranteed, and there's a possibility that we may not raise any capital even if we conduct them. If we are unable to obtain the funding needed to fulfill our business objectives, we may need to scale back, or cease operations entirely. We may also need to explore other forms of financing depending on our capital needs.

Liquidity and Capital Resources

Our cash balance is $9,133 as of October 31, 2023 and $10,014 as of July 31, 2023.

Our officer and director, Sylvester Crawford, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, as described above, we require further funding. After a twelve-month period we may also need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

During the period ended October 31, 2023, our officer and director, Sylvester Crawford transferred cash totaling $19,000 to the Company. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

During the year ended July 31, 2023, our director, Sylvester Crawford, paid expenses on behalf of the Company totaling $29,807 and transferred cash totaling $42,950 to the Company. The $72,757 in total payments are considered as a loan to the Company which is noninterest-bearing, unsecured, and payable on demand.

Net Loss

We recorded a net loss of $18,236 for the three months ended October 31, 2023 and $25,395 for the three months ended October 31, 2022.

Cash flow

For the three months ended October 31, 2023, we had net cash in used in financing activities in the amount of $19,000. The amount is attributed entirely to a loan provided to the company by related party, Sylvester Crawford.

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

As of October 31, 2023, we carried out an evaluation, under the supervision of our chief executive officer, Sylvester Crawford, who also serves as our our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended October 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: April 26, 2024